Form 10-K
period 2002-12-31
INDYMAC MBS INC RESIDENTIAL ASSET SEC TRUST 2002-A12
filed 2003-03-28
CIK 1201973

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-82831-15

                 INDYMAC MBS INC RESIDENTIAL ASSET SEC TRUST 2002 A12 (Exact name of Registrant as specified in its Charter)

                Delaware                                    95-4791925
          (State or other jurisdiction                  (I.R.S. Employer
        incorporation or organization)              Identification Number)

               155 North Lake Avenue
               Pasadena, CA                                 91101
            (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (800) 669-2300

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2002. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2002.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 2.  Properties.

     Omitted

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2002 the number of registered holders of all class of Certificates was 20.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.


     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS 1-A-1
     $100,180,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS 1-A-2
     $48,057,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS 1-A-3
     $48,057,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS A-4
     $20,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS 1-A-5
     $50,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS A-6
     $4,816,332
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS A-X
     $370,529,661
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS 2-A-1
     $50,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS 2-A-2
     $21,294,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS 2-A-3
     $21,294,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS 2-A-5
     $21,471,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS 2-A-7
     $15,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS 2-A-8
     $50,000,00
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS 2-A-9
     $5,400,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS PO
     $933,792
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS B-1
     $9,455,000
     100.0%

    CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS B-2
     $2,965,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-12
     CLASS B-3
     $2,274,000
     100.0%

     DEUTSCHEBANKNA 01
     DEUTSCHE BANK NATIONAL TRUST COMPAN
     1761 EAST ST. ANDREW PLACE
     SANTA ANA, CA 92705
     SERIES 2002-12
     CLASS AR
     $0.05
     0.05%

     MORGANSTANLEY 01
     MORGAN STANLEY & CO. INCORPORATED
     ONE PIERREPONT PLAZA, 7TH FLOOR
     BROOKLYN, NY 11201
     SERIES 2002-12
     CLASS AR
     $99.95
     99.95%

     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Controls and Procedures
               NOT APPLICABLE

     PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     EXHIBITS 99.1 and 99.2


    (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

     Monthly Remittance Statement to the Certificateholders dated as of October 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on November 26,2002 and on Form 8-K/A on January 28,2003.

     Monthly Remittance Statement to the Certificateholders dated as of November 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on December 13.2002 and on Form 8-K/A on January 31,2003.

     Monthly Remittance Statement to the Certificateholders dated as of December 26,2002 and filed with the Securities and Exchange Commission on Form 8-K on January 3,2003 and on Form 8-K/A on January 28,2003.

    (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           By: INDYMAC MBS, Inc. as Depositor
                                               on behalf of the Registrant


                                           By: /s/: Blair Abernathy
                                                    Blair Abernathy
                                                    President



     Date:  March 28,2003



EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.






CERTIFICATION



I, Blair Abernathy, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of IndyMac ABS,;

2. Based on my knowledge, the information in the reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing or similar agreement for inclusion in the reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar agreement, and except as disclosed in the reports, the servicer has fulfilled it obligations under the pooling and servicing agreement; and

5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public account, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Deutsche Bank National Trust Company.

Date:  March 26, 2003
/s/: Blair Abernathy
Signature: Blair Abernathy
President













99.1

Indy Mac Bank logo here


Officer's Certificate



The following shall certify, to the best of my knowledge, that (1) a review of the activities of the Master Servicer during the preceding fiscal year and of performance under this Agreement have been made under the supervision of an officer of IndyMac Bank, Inc., and that (2) IndyMac Bank, Inc acting as Master Servicer, has fulfilled all its obligations under this Agreement for such year.


By: /s/: Robert M. Abramian
         Robert M. Abramian
Vice President Investor Services
Asset Management Group
IndyMac Bank

Prepared for: Deutsche Bank National Trust Company

Date: March 31, 2003

Ref: USAP Letter and 2002 Annual Audit Financial statements.

155 North Lake Avenue
Pasadena, California 91101
Telephone: 626.535.6555
www indymacbank.com
ERNST & YOUNG Logo Here                Ernst & Young      Phone (213) 977-3200
                                    725 Smith Figueroa Street      www.ey.com
                                   Los Angeles California 90017-5418























99.2

Report on Management's Assertion on

Compliance with the Minimum Servicing Standards Set Forth in the

Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
lndyMac Bank, F.S.B.


We have examined management's assertion, included in the accompanying report titled Report of Management, that, except for noncompliance with the minimum servicing standards for the annual analysis of escrow accounts and for payment or accretion of interest on escrow accounts in accordance with applicable state laws, IndyMac Bank, F.S.B. and subsidiaries (the "Bank") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America s Uniform Single Attestation Program for Mortgage Bankers ("USAF") during the year ended December 31, 2002. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards: established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable) basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with specified requirements.

In our opinion, management's assertion that, except for noncompliance with the minimum servicing standards for escrow accounts that should be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis and for interest on escrow accounts that should be paid, or credited, to mortgagors in accordance with applicable state laws, the Bank complied with the aforementioned. requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

As discussed in management's assertion, the following instances of material noncompliance occurred at the Bank during the year ended December 31, 2002:

Minimum servicing standards require escrow accounts be analyzed at least annually. As of December 31, 2002, the Bank was in compliance with the minimum servicing standard that requires escrow accounts be analyzed at least annually However, during the year ended December 31, 2002, the Bank identified approximately 400 escrow accounts which had not been analyzed for more than a year. Subsequent to the identification of this exception, the Bank performed a review of all escrow accounts and completed required analysis.

Ernst & Young LLP is a member of Ernst & Young International, I td.


ERNST & YOUNG logo here    Ernest & Young LLP


Minimum servicing standards require interest on escrow accounts be paid, or credited, to mortgagors in accordance with applicable state laws. As of December 31, 2002, the Bank was in compliance with the minimum servicing standard that requires interest on escrow accounts be paid, or credited, to mortgagors in accordance with applicable state laws. However, during the year ended December 31, 2002, the Bank identified :certain escrow accounts for which the timing of interest payments by the Bank differed from the respective state requirements. Subsequent to the identification of this exception, the Bank made modifications to the servicing system: to ensure interest on escrow accounts was paid, or credited, in accordance with, applicable state laws_

This report is intended solely for the information and use of the Board of Directors, audit committee, management, Fannie Mae, Freddie Mac, Ginnie Mae and other investors in serviced assets and is not intended to be ; and should not be used by anyone other than these specified parties.


/s/: Ernest and Young

January 24, 2003
































IndyMac Bank logo here



Management's Assertion on Compliance

with the Minimum Servicing Standards Set Forth

in the Uniform Single Attestation Program for Mortgage Bankers


Report of Management

We, as members of management of IndyMac Bank, F.S.13. (the `Bank"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Bank's compliance with the minimum servicing standards set forth in the USAP as of December 31, 2002 and for the year then ended. Base on this evaluation, we assert that during the year ended December 31, 2002, the Bank complied, in all material respects, with the minimum servicing standards set forth in the USAF, except as described in the following two paragraphs.


Minimum servicing standards require escrow accounts be analyzed at least annually. As of December 31, 2002, the Bank was in compliance with the minimum servicing standard that requires escrow accounts be analyzed at least annually. However, during the year ended December 31, 2002, the Bank identified approximately 400 escrow accounts which had not been analyzed for more than a year_ Subsequent to the identification of this exception, the Bank performed a review of all escrow accounts and completed the required analysis.


Minimum servicing standards require interest on escrow accounts be paid, or credited, to mortgagors in accordance with applicable state laws. As of December 31, 2002, the Bank was in compliance with the minimum servicing standard that requires interest on escrow accounts be paid, or credited, to mortgagors in accordance with applicable state laws. However, during the year ended December 31, 2002, the Bank identified certain escrow accounts for which the timing of interest payments by the Bank differed from the; respective state requirements. Subsequent to the identification of this exception, the Bank made modifications to the servicing system to ensure interest on escrow accounts was paid, or credited, in accordance with applicable state laws.


As of December 31, 2002 and for the year then ended, the Bank had in effect a fidelity bond in the amount of $35,000,000 and an errors and omissions policy in the amount of $20,000,000.


155 North Lake Avenue
Pasadena, California 91101
Telephone: 626.535.5555
www.indymacbank.com





/s/: Michael Perry                             /s/: Tony Ebers
    Michael Perry                                   Tony Ebers
    Chairman and                                    Executive Vice President
    Chief Executive Loan Servicing



/s/: Scott Keys                                /s/: Jeff Lankey
     Scott Keys                                     Jeff Lankey
     Executive Vice President and                  Senior Vice President and
     Chief Financial Officer                       Chief Accointing Officer






January 24, 2003